Form 10-K
RESOURCE RECYCLING TECHNOLOGIES INC
filed 1995-03-30
CIK 51519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994
                          -----------------
         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from _____________ to ______________.

Commission file number: 1-6774
                        ------

                     RESOURCE RECYCLING TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        16-1352980
--------------------------------               ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

      300 Plaza Drive, Vestal, New York                               13850
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:(607) 798-7137
                                                    -------------

Securities registered pursuant to section 12(b) of the Act:

                                           Name of each exchange on
   Title of each class                          which registered
   -------------------                     ------------------------

   Common Stock, $1 Par                   American Stock Exchange
-----------------------------           ---------------------------

          Securities registered pursuant to Section 12(g) of the Act:

      -------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 24, 1995, the aggregate market value of the Registrant's voting stock (common) held by non-affiliates of the Registrant was approximately $18,593,899. (Excludes shares held by officers, directors and controlling stockholders.)

As of March 24,  1995,  the number of shares of Common  Stock  outstanding  was:
2,675,773.

Documents Incorporated by Reference - Part III - Proxy Statement accompanying the notice of 1994 Annual Meeting of the Registrant.

Indicate by check mark if disclosure of delinquent filers Pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-K or any amendment to this Form 10-K. (x) Exhibit Index - Page 35

                                     PART I
Item 1.   Business.

Introduction

         Resource Recycling Technologies, Inc. (the "Company") is an enterprise primarily engaged in several solid waste materials management activities: 1) the operation and management of Company or municipally owned material recycling facilities ("MRFs") ("MRF Operations") which the Company has designed and built;
2) the scrap processing, data collection and providing of accounting services to beverage distributors in compliance with the New York State Beverage Container Return Act (the "Bottle Bill") in upstate New York ("Bottle Bill Business"); and
3) the design and project management of the construction and installation of separated and mixed waste recycling systems and facilities, which are intended to be operated either by the Company, municipalities or other commercial enterprises ("Design & Construction Business"). (See "History and Material Developments" below). Although the Company is involved in several solid waste materials activities, it only operates in one industry segment, as scrap and waste materials.


History

         Formation of the Company - The Company was originally incorporated in the state of Ohio in 1960, and was merged into a wholly owned Delaware subsidiary in 1989, so it is now a Delaware corporation. The Company's business, financial position and capitalization were altered substantially on May 26, 1988 with the acquisition by the Company of all of the outstanding capital stock of RRT Empire Returns Corp. ("RRT Empire"). Through RRT Empire, the Company entered the waste materials management business.

         Bottle Bill Business - RRT Empire was organized in 1983 for the principal purpose of collecting, processing and recycling beverage containers pursuant to Title 10 of the New York State Environmental Conservation Law. In 1987, given certain inherent limitations in expanding the deposit legislation business and given the potential risk that new mandatory recycling legislation could replace or eliminate the need for deposit legislation, the Company actively pursued expansion into the municipal recycling and waste materials management business.

         MRF Operations - MRF Operations commenced in 1988 when RRT Empire began processing and brokering materials collected under curbside recycling programs. These programs were created as a result of various legislative requirements that a percentage of the solid waste stream be recycled as opposed to landfilled or incinerated.

         Design and Construction Business - In 1989 after the acquisition of RRT Empire, the Company formed a wholly owned subsidiary, RRT Design & Construction Corp. ("RRT D&C"), in order to enhance the Company's in-house capability of responding to municipal requests for proposals to turnkey the design, construction and operation of MRFs. Design and construction activities have become a significant business for the Company with respect to both MRFs and other waste material handling equipment systems.

         Discontinued Operations - In May 1990 the Company acquired substantially all of the operating assets of the Ricard Group, a group of companies engaged at that time in the trading and compounding of off-grade and scrap industrial plastic resins (primarily polystyrene). In November 1992, the Company completed and began commercial operation of a new $4.3 million Polyethylene Terephthalate Polymer (PET) processing facility in Trenton, New Jersey. The Company discontinued the business in 1992 and has completed the liquidation of the assets of that business. In addition, the Company sold the assets of the PET processing facility to Pure Tech International, Inc. on February 2, 1993 for a purchase price of $4.3 million. The purchase price was paid by the assumption of term debt in the amount of $2.5 million and issuance of $1.8 million of registered Pure Tech International, Inc. common stock, valued at $11.25 per share. The stock has been sold and the Company has realized a gain of $334,000. Although the Company is no longer in the plastics manufacturing business, it is still in the plastics brokerage business.

         In July 1992 the Company installed equipment in its Syracuse facility which was capable of processing large quantities of color sorted glass cullet into furnace ready cullet for primarily one customer, Owens-Illinois, Inc., pursuant to a 3 year supply agreement. In 1994 sales from this activity were $4,594,000. On February 1, 1995 the Company sold these assets and the business associated with it to Continental Recycling, Inc. ("Continental") for a cash purchase price of $1.75 million. The Company realized a gain on the sale of $690,000 on the sale of those assets. In addition, the Company entered into an operations and management agreement with Continental, which provides for the Company to operate the equipment for the period of time the equipment remains in the Company's facility. Payments under this agreement will continue for two years, even if the equipment is moved from the site, and could be in excess of $1 million, depending upon performance. (A description of the sale of this business is contained in the Company's current Report on Form 8-K filed February 14, 1995 and incorporated by reference herein).

         Change in Control - After purchasing 914,806 shares or 34.7% of the then-outstanding common stock of the Company in October 1991 and thereafter, in 1992, abandoning an attempt to merge with the Company, JWP Inc. sold its entire position in the Company to the investment banking firm of Allen & Company Incorporated ("Allen & Co.") and Paul A. Gould on December 30, 1993 (see the Company's Current Report on Form 8-K dated December 30, 1993 incorporated by reference herein). On February 22, 1994, Allen & Co. sold 100,000 shares of the Company's common stock that it had purchased to Andrew Dwyer, Chairman of the Company and the former Chairman of JWP Inc.


Material Developments

         On March 17, 1995, the Company, Waste Management, Inc. ("WMI"), and WMI Acquisition Sub, Inc. ("WMI Subsidiary"), executed an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company is expected to be acquired by WMI through a cash tender offer by WMI Subsidiary for 100% of the outstanding common stock, $1.00 par value (the "Common Stock"), of the Company for $11.50 per share. Following completion of the tender offer, WMI Subsidiary will be merged (the "Merger") with and into the Company, with the Company surviving as an indirect wholly owned subsidiary of WMI. Stockholders of the Company who do not tender their Common Stock to WMI Subsidiary pursuant to the tender offer will receive the same consideration pursuant to the Merger that they would have received if they had tendered their Common Stock in response to the tender offer. Upon consummation of the Merger, the Common Stock will not trade publicly and WMI will be the sole holder of the capital stock of the Company.

         The tender offer is expected to be completed on or before May 1, 1995. The principal conditions to the consummation of the tender offer are (i) termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1986, as amended, and (ii) the valid tender of at least 50.1% of the outstanding Common Stock (on a fully diluted basis), and such shares not being withdrawn prior to the expiration date of the offer.

         If WMI Subsidiary acquires 90% or more of the outstanding Common Stock pursuant to the tender offer, the Merger Agreement provides that, as soon as practicable following consummation of the offer, a certificate of merger will be filed with the Delaware Secretary of State and other actions necessary to accomplish the Merger of WMI Subsidiary into the Company pursuant to Section 253 of the Delaware General Corporation Law. If WMI Subsidiary does not acquire 90% or more of the outstanding Common Stock pursuant to the tender offer, it is expected that a special meeting of the Company's stockholders will be held as soon as practicable after the consummation of the tender offer to approve and adopt the Merger Agreement and consummation of the Merger.

         The Company's Schedule 14D-9 and Information/Solicitation Statement related to the tender offer were filed with the Securities and Exchange Commission on March 23, 1995 and mailed to the Company's stockholders of record shortly thereafter, and are incorporated by reference herein. Although the Company believes at the present time that the WMI tender offer and Merger will be consummated, there can be no assurances that these events will occur.

         On December 30, 1994, the Company and one of its subsidiaries invested as a limited and a general partner, respectively, in American RRT Fiber Supply, L.P., a newly formed Pennsylvania limited partnership ("American RRT"). American RRT was formed by the Company and two companies affiliated with American Power Corp., a developer of paper mills that use recycled materials, to design, build and operate a mixed office waste paper processing facility (the "American RRT Project") in Philadelphia, Pennsylvania. The American RRT Project is being financed through the issuance in December 1994 of $15,900,000 of Philadelphia Authority for Industrial Development Solid Waste Disposal Facility Revenue Bonds, and capital contributions of $300,000 from the Company and its subsidiary and an additional $300,000 from the American Power Corp. affiliates. Another subsidiary of the Company, RRT D&C, has entered into a $10,000,000 turnkey engineering, procurement and construction contract with American RRT to build the facility in Philadelphia. Construction of the American RRT Project began in early February 1995 and is expected to be completed by the end of 1995.

Principal Products and Services

         The Company divides the products and services it provides primarily into two divisions: the Material Recycling Division and the Design & Construction Division. These divisions are supported by a corporate administrative staff performing activities such as business development, finance, information systems and general management. In 1994 the Company formed a third division for marketing its commodities, however, in 1995 it has abandoned this structure. Instead, commodity sales and transportation from the MRD Division now are reported in that division and commodity brokerage sales are reported as a business development activity in corporate administration.

Material Recycling Division

         The Material Recycling Division is further divided into two operating segments: Bottle Bill Operations (formerly called Deposit Legislation) and MRF Operations.

         Each operation produces salable scrap commodities in the form of aluminum beverage containers, clear, amber, green and mixed glass cullet, PET and high-density polyethylene ("HDPE") plastic containers, various grades of waste paper (including news and corrugated) and tin cans. In 1994, the Company sold nearly 420,000 tons of commodities and expects to sell more than 470,000 tons in 1995. The Company has entered into long-term direct-supply agreements for certain quantities of news, corrugated, glass and PET containers with various mills. The Company estimates that approximately 54% of its commodities available for sale in 1994 and 1995 were, and will be, subject to long-term contracts. In 1994 this represented approximately 38% of total revenue from the sale of scrap. Nearly all long-term contracts contain pricing adjustment mechanisms tied to certain published indices. The Company intends to maintain a balance between long-term contracts and spot-market sales in order to minimize its exposure to fluctuations in the markets. In 1994 commodity pricing increased dramatically in the second half of the year. As of the first quarter of 1995, pricing has remained high, although aluminum has begun to decline.

         In 1994, one glass recycler, Owens-Illinois, accounted for 10% of total consolidated revenue. No other single customer accounted for more than 10% of the Company's total consolidated revenue in 1994.

         The approximate percentages of the Company's sales of its principal services by dollar volume for the years ended December 31, 1994, 1993, and 1992, are as follows:

                                                    -------------------
                                                    Year Ending Dec. 31
                                                     1994   1993   1992
                                                    -------------------
Material Recycling Division
     MRF Operations
          Service Fees ............................     -5     6     9
          Scrap Sales .............................     53    39    16
     Materials Brokerage ..........................      8     4     2
     Bottle Bill Operations
          Collection & Accounting..................     11    15    13
          Scrap Sales .............................     14    14    12

Design and Construction Division
     Internal Projects ............................      5     2    15
     External Projects ............................     14    20    24
Plastics Division
     (Discontinued 1992) ..........................      -     -     9
                                                       ---------------
                                                       100   100   100

Bottle Bill Operations

         Bottle Bill Operations provide transportation arrangements, scrap processing, data collection and accounting services to certain regional retailers and beverage wholesalers subject to the New York State Bottle Bill. Bottle Bill Operations have processed more than four and one half billion containers totaling more than 750 million pounds of aluminum, glass and plastic since the inception in 1983. Services are provided to over 125 beverage distributors and 2000 retail grocery stores and redemption centers in a geographic area encompassing metropolitan and suburban Rochester and Syracuse. Bottle Bill Operations offer customers a proprietary "Supermarket System," and an "AccuSort" in-store statistical sampling system, both of which are incorporated into computerized cash registers and scanners to identify deposit container brand, type, size and quantity information at the point of redemption.

         The transportation and accounting services provided by the Company consist of arranging for the pick-up and transportation of used beverage containers for which a deposit has been paid, and the enumeration of these containers by type and by distributor. The Company provides an accounting of these containers to distributors and retailers, which facilitates the clearing of deposit and handling fees.

         Sales of beverages in the consumer marketplace and corresponding redemption of used beverage containers are seasonal, with volume usually increasing in the warmer months. Sixty-four percent of the Bottle Bill dollar volume of business occurred between June and November of 1994.

MRF Operations

         MRF Operations receive, separate, process and market recyclable materials collected under a local community's overall recycling program. MRF Operations commenced in 1987. There are currently seven locations which the Company operates as MRFs and three additional locations from which it exclusively brokers recyclables for other operators. The volume of recyclables processed in each plant is generally dependent upon how aggressively the local municipal recycling program is communicated and enforced by the applicable governmental agency, as well as seasonality and general economic conditions. Except for its Syracuse, New York MRF, the Company does not charge a "tipping fee" for the disposal of recyclables and thus does not have any pricing control over volume. With the significant rise in commodity prices in the second half of 1994, at some locations the Company has had to pay for various recyclable commodities. However, the Company has generally been able to maintain profitable operating margins under these circumstances.

         MRF Operations produce and purchase significant amounts of PET which are generally resold to Pure Tech International, Inc. (the purchaser of the Company's former PET facility), pursuant to a long-term supply agreement. Availability of raw materials is based on competitive pricing, as well as seasonality and general economic conditions.

         Six of the seven MRFs operated by the Company are the result of the award of turnkey contracts for the design, construction and operation of MRFs for municipalities or agencies thereof. The terms of the operating contracts for these facilities range from five to ten years, with some containing a customer option to extend the terms for an additional five years.

         In 1994 the Company was awarded design and construction contracts, and in 1995 the Company entered into two additional turnkey MRF Operations contracts, in Massachusetts and Illinois for which it must finance all or a part of the physical assets. In addition, in December 1994 the Company entered into a limited partnership with affiliates of American Power Corporation, which completed the non-recourse financing of a $15.9 million paper sorting facility in Philadelphia, Pennsylvania. (See "Recent Developments").

         Although contractual arrangements vary widely depending upon the needs and interests of each municipal client, where municipalities finance and own the facility, contracts generally range from five to ten years. After the completion of construction and acceptance testing (which requires 9 to 12 months on average), the municipality typically agrees to pay a minimum annual service fee (which is generally tonnage-sensitive) during the term of the contract.

         The construction price of a turnkey MRF has generally ranged from $2.5 to $15 million, depending upon the tonnage processed and whether a new building is required. When the municipal customer owns the facility, the Company shares the revenue from the sale of commodities with the municipal customer. The municipalities' share of revenue ranges from 50% to 100%. In 1994 annual revenue from the sale of commodities for each municipally owned facility ranged from $119,000 to $4,247,000.

         The Company's primary marketing technique to increase the number of its turnkey contracts had been through the process of responding to municipal requests for proposals to provide the turnkey services described above. Because of fewer projects being let by public agencies, the Company has sought to increase its activities in brokering recycled commodities, manage recycling facilities that it does not build, and attempt to develop merchant facilities based on a long-term supply of recyclables from municipalities, such as the one the Company owns and operates in Syracuse, New York. In addition the Company believes that the rapid and substantial increase in commodity prices in 1994 has led to increased competition for recyclables from existing and new recyclers.

         The Company does not believe that federal, state or local laws or regulations regarding the discharge of materials into the environment or those otherwise relating to the protection of the environment will have a material effect on the earnings, capital expenditures or competitive position of the Company. Although the Company is subject to standards relating to the protection of the environment, due to the nature of its operations, it has not been required to incur material expenditures for environmental control projects. Some of the Company's facilities maintain pollution control equipment, such as dust collectors, but the Company's operations do not cause or allow significant discharges of hazardous materials into the environment. The Company's facilities do not emit hazardous air pollutants, and do not discharge industrial wastewater. The Company does not accept hazardous waste at its MRFs, and the quantities of hazardous wastes generated by its facilities are minimal. It has not been identified as a "potentially responsible party" at any "Superfund" sites and, based on the Company's historic waste disposal practices, management does not believe that the Company's exposure for remediation of waste disposal sites is significant.

         The operation of the Company's facilities may be affected by federal, state, and local laws and regulations relating to the ownership and disposal of solid waste, in particular those that (i) have the effect of requiring the disposal of or treatment of solid waste at a facility designated by the local government (usually referred to as "flow control"); (ii) attempt to restrict the flow of solid waste or recyclable materials into a jurisdiction; and (iii) mandating waste reduction and recycling.

         Flow control laws may be used by local governments to restrict the exportation of solid waste and recyclable materials so as to guarantee the flow of such materials to a facility sponsored by the municipality. For facilities operated by the Company under contract with a municipality, flow control provisions may help to ensure the delivery of an adequate volume of materials to provide revenues to the Company as required by the municipality's contract with the Company. With respect to facilities for which some or all of the capacity is supplied other than through contracts with the local government, flow control may adversely affect the ability of the Company to secure materials by enabling municipalities in which the waste originates to divert that waste to other facilities.

         A recent U.S. Supreme Court decision made clear that flow control provisions that adversely affect interstate commerce may be unenforceable because they violate the Interstate Commerce Clause of the U.S. Constitution; however, legislation has been introduced in the U.S. Congress that would enable municipalities to implement flow control under certain circumstances even if it adversely affects interstate commerce. In addition, flow control provisions affecting recyclable materials may be subject to challenge under the takings clause of the U.S. and applicable state constitutions. The imposition of flow control and challenges to its implementation should not have a material adverse effect on the Company's operations because (i) most of the Company's municipal contracts do not depend on flow control to assure a flow of materials, and those contracts that rely on flow control do not appear to affect interstate commerce;
(ii) other means may be available to municipalities to assure a flow of materials to the Company's facilities or to make damage payments if materials are not delivered; and (iii) with respect to capacity that is not subject to municipal contracts, the invalidity of flow control provisions would favorably affect the Company's ability to obtain materials.

         Laws and regulations restricting the importation of solid waste into states and localities are not likely to have a material effect on the Company's operations. Few of the Company's facilities receive significant amounts of materials that have originated in another state. In general, laws restricting the importation of waste into a jurisdiction have been invalidated by the courts as violative of the Interstate Commerce Clause of the U.S. Constitution. Although legislation has been introduced in the U.S. Congress in the recent past that would allow states and localities to impose such restrictions under certain circumstances, such restrictions are more likely to affect the interstate flow of non-recyclable waste than recyclable materials.

         Laws and regulations mandating waste reduction and recycling would have the effect of increasing demand for MRFs in general, and, because such laws often impose requirements that local governments achieve certain recycling goals, are likely to spur municipal governments to procure MRFs and enter into contracts for their operation. Such laws also might have the effect of reducing market prices for recyclable materials, which could affect the price the Company receives for such materials. Laws and regulations that attempt to reduce the amount of waste generated by outlawing or taxing packaging materials could ultimately reduce the amount of recyclable materials available to the Company, although such approaches currently appear less likely to be implemented than mandated recycling programs.

Design and Construction Division

RRT Design & Construction Corp. (RRT D&C) was formed in 1989 as a full-service design/build company to develop and market leading technologies for the recovery of recyclables. Since 1989, RRT D&C has designed and built over thirty such facilities utilizing advanced technology for the processing of solid waste and materials recovery. Total RRT D&C revenue for 1994 was $7,946,000.

         RRT D&C has expanded its technology expertise to include glass beneficiation, automated paper sorting, ferrous processing, compost feedstock preparation and fiber fuel. Additionally, RRT D&C created in 1993 a Field Service Division for the installation and customer service of all its equipment systems. The Field Service Division successfully completed its first international installation in 1994.

         RRT D&C maintains a flexible staff of professional engineers, designers, drafters, project engineers and project managers in Melville, New York. RRT D&C also provides engineering support services to the Company for significant repair and maintenance projects, retrofits and plant inspection. RRT D&C has a full computer network service for CAD as well as accounting for management and other software products.

         Facilities Completed - In 1994 RRT D&C completed the construction of $5,700,000 of various projects. These projects included a $1,100,000 compost pre-processing system in East Hampton, NY, a Company retrofit of a MRF for $1,300,000, a trashline system in West Palm Beach, FL, and a MRF in Arkansas.

         Facilities Under Construction - RRT D&C was selected in 1994 to construct several projects utilizing RRT's technologies. Current projects under design and construction include: MRFs, paper processing, and an incendiary ash management system. Additionally, RRT D&C was awarded a contract to design and build a $10,000,000 MRF (paper processing) in Philadelphia, Pennsylvania. Collectively all contracts in progress at the end of 1994 exceed $17,000,000 in remaining contract value.

         RRT D&C also performs maintenance engineering and technology upgrades for all Company operated facilities.

         Facilities Under Development - RRT D&C has been selected to design and build a $10,000,000 MRF for a customer in Lake County, Illinois.

         Additionally, RRT D&C in association with the Company has been selected to design and build significant expansions to the Company's operating facility in Syracuse, NY. This project will increase the capacity of the facility. Construction will commence in May 1995, and is scheduled to be completed in the first quarter of 1996.

Principal Markets

         The Company markets its Bottle Bill services predominantly in upstate New York (between Albany and Rochester, and north to the Canadian border); these services center around plants or transfer stations in Rochester, Syracuse, and Utica. The Company markets the balance of its products and material services throughout the United States and Canada.

Competition

         Bottle Bill Operations: Competition in this area falls into three categories: (1) distributors and bottlers electing to collect and process their own containers; (2) other third-party services; and (3) individual retailers processing the containers of all their distributors. The Company believes that it provides economies of scale which have enabled it to remain the dominant service provider within its market area. The Company believes that other third-party services have not been effective in penetrating the area served by the Company due to the high capital costs necessary to enter the market.

         Recently, the Company has experienced a threat from a technology used in other market places in which some of the company's customers have expressed an interest. This technology, known as "Reverse Vending", can reduce the operating costs of both a large supermarket and a beverage distributor. In response to this threat the Company has entered into an agreement with a leading provider of reverse vending technology, TOMRA of North America, whereby the Company will subsidize the placement of these machines in its marketplace in consideration of having the exclusive right to receive, manage and process the collection data and containers which flow through the machines. The reverse vending machines allow consumers to redeem deposit containers without the assistance of retail store personnel by feeding the containers to be redeemed into a machine approximately the size of a soft drink vending machine. The machine scans the bar code imprinted on the can, determines that the container is valid for deposit redemption, records the brand for later use by the retailer, crushes the can for easier disposal, and issues a receipt to the consumer that can be exchanged for cash. The reverse vending machine may potentially reduce costs by crushing the cans for easier transportation for disposal as well as reducing the requirement of store personnel needed in the redemption process.

         MRF Operations: Competition for providing MRF Operations may be divided as follows:

         National. Competition from national enterprises can be divided into two types. Certain companies that are recycling specialists -- such as New England Container Recovery, Inc., a subsidiary of Wellman, Inc., Resource Recovery Systems, Inc. FCR Corporation, and Prins Recycling, Inc. -- are in direct competition with the Company for recycling projects. Other competition comes from companies that offer collection and processing of recyclables including multi-national waste companies such as Waste Management, Inc., Browning-Ferris Industries, Inc. and Laidlaw. The Company also encounters other large, international companies from time to time (for instance, Anheuser-Busch, Commercial Metals Corporation and Weyerhaeuser Company.) Several of the national waste-hauling concerns which have entered the MRF market have significantly greater resources than the Company.

         Local. Almost every bid will be responded to by one or more local scrap processors or waste haulers. The Company believes that such entities represent significant competition in instances where a site must be provided by the vendor. The Company will usually choose not to bid projects in which it has to provide a site unless arrangements with a local entity regarding provision of a site can be attained.

         High commodity prices, the lack of enforceability of flow control legislation and a trend toward privately owned and financed facilities have increased the growth of the number of participants involved in the business of responding to the municipal bids for collection, processing and marketing of recyclables. Management believes certain major waste haulers will at times propose exceptionally low fees for recycling services in order to either enter or defend a market. Accordingly, there can be no assurance that the Company will continue to be a successful bidder in the procurement of new facilities. In addition, the Company is generally at a disadvantage in bidding against waste haulers when the bid requires the full service of collection, processing and marketing of recyclables.

         Design and Construction. Competition for the design and construction of MRFs and other waste recycling facilities depends upon whether or not operations are included. Where operations are included, the competition is the same as experienced by MRF Operations. Where operations are not included, competition comes from a broad array of local and national engineering firms, as well as equipment suppliers and local construction companies. The Company believes that its application of technologies, hands on experience in operations and its ability to offer marketing services to prospective customers gives RRT D&C a competitive advantage from time-to-time.

Performance Guarantees, Bonding and Letters of Credit

         In general, construction and operations bonding is required to guaranty the performance of the Company to its municipal customers under existing and new MRF operating contracts. Over the past several years, the Company has been able to bond all construction activities. In addition, in those circumstances where the Company could not post an operations bond, it was able to post letters of credit. The Company has an informal arrangement with a nationally recognized general contractor (who has built many projects for the Company), to provide construction bonding for an additional fee. The Company has established a bonding line with a new surety for both construction and operating bond requirements.

Financing and Working Capital

         The Company refinanced certain existing loans with its primary lender and issued a consolidated and restated note payable in July 1994. In November 1994 the Company's primary lender also agreed to increase a revolving line of credit to $3,000,000. In February 1995 the Company sold its glass processing assets and reduced its long-term debt approximately $640,000 with a part of the $1,750,000 proceeds. The disposition of certain assets, a new line of credit and better cash management resulted in the Company achieving all of its cash flow objectives for 1994. The Company continues to try to improve cash flow by aggressively collecting receivables and limiting its new investments.

Employee Relations

         As of December 31, 1994, the Company had approximately 350 persons in its employ, of which 70 were members of a collective bargaining unit. The
Company's agreement with the bargaining unit, which represents production employees of the Monroe County MRF, will expire on August 5, 1996. The Company believes its relations with its employees are satisfactory.


Item 2: Properties.

         Material Recycling Division Facilities

         Bottle  Bill  Operations:  Bottle  Bill  Operations  are  conducted  in facilities located in Syracuse and Rochester, New York. In Syracuse, approximately 34,000 square feet of a total of 70,000 square feet are used for Bottle Bill operations. The facility is owned by a subsidiary of the Company and is financed with a mortgage held by the Binghamton Savings Bank. The remainder of the facility is used by Materials Recycling Division ("MRD") Operations. In Rochester, Bottle Bill Operations use approximately 12,000 square feet of a 45,000 square-foot facility. This facility is owned by the Monroe County Solid Waste Authority and is made available to Bottle Bill Operations under a ten-year agreement terminating December 31, 2001 with a subsidiary of the Company for its operation of a MRF, which uses the remaining square footage. Comparable space for Bottle Bill Operations is available should the ten-year contract not be renewed.

         MRF Operations

         New York:

         Syracuse: MRF Operations use approximately 36,000 square feet of this facility. In accordance with a 3-year licensing agreement terminating December 31, 1995 with the Onondaga County Resource Recovery Agency, a subsidiary of the Company is one of two designated MRF operators in the county. Under this agreement MRF Operations receives approximately 30,000 tons per year of mixed paper and mixed containers from various waste haulers within the County, based upon a monthly competitive tipping fee bid. The Company believes it processes approximately 75% of the available recyclables in the county. Recyclables from other municipalities are also received and processed at the facility from time to time. In addition, MRF Operations also receive and process grades of commercial paper other than news, which it must purchase from waste generators and haulers in the community.

         The Company's glass processing system receives color sorted glass from its own operations and from other processors of recyclables and further cleans and pulverizes the material for sale, primarily to a glass bottle manufacturing facility near Syracuse. The facility processed 95,000 tons of glass in 1994. The assets used for glass processing were sold in 1995. (See Item 1. Business-Material Developments).

         Monroe County: MRF Operations began in this facility in January 1992 under a 10-year service agreement with the county. The facility is capable of processing 2,100 tons of mixed recyclables per week and currently operates at approximately 1,700 tons per week. The Company receives a variable service fee plus a percentage of scrap revenue for managing the operations. In order to further improve the operating capability of the facility, the Company financed a number of improvements to the facility, totaling approximately $300,000, in return for an increased service fee and the elimination of a $900,000 letter of credit previously required to guaranty the Company's performance.

         New Jersey:

         Cape May County: Originally constructed in 1989, this 34,000-square-foot, 30,000-tons-per-year county-owned facility was the Company's first turnkey MRF operation and the first of its kind in New Jersey. The original operating agreement was for five years; however, in 1992 the Company entered into a new 10-year agreement with the Cape May County Municipal Utilities Authority, in return for the Company financing a $2.6 million improvement to the facility, which was completed in July 1992. These improvements allow the Company to more efficiently process the mixed recyclables in the county, which are subject to extreme seasonal fluctuation and which contain a mixed commercial and residential paper stream not generally collected in other communities. The Company used internal funds to finance this expansion. The Company receives a fixed monthly service fee, plus a percentage of scrap revenues in excess of an agreed upon base amount.

         Ocean County: This 38,000-square-foot, 65,000- ton-per-year county-owned facility is operated by the Company pursuant to a contract that was originally scheduled to expire on January 1, 1996. The Company receives a base operating fee and a percentage of scrap revenues, which under a 1992 contract change can increase based upon out-of-county materials that are processed at the facility. The Company expects to process about 21,000 out-of-county tons in 1995 in the facility. The Company and the County have recently entered into an amendment to the contract which provides for an extension of the contract until January 1, 2001 in return for the Company financing 20% of a $1.2 million capital improvement. The improvements were completed in mid-1994 and are expected to result in a substantial increase in the plant's throughput.

         Connecticut:

         Hartford: In 1992 the Company completed the construction and started operations of a 20,000-ton-per-year, agency-owned, commingled-container-only MRF for the Connecticut Resource Recovery Agency in an existing facility. The contract is for an initial term of 5 years, with agency options to renew for up to 20 years. The Company receives a fixed service fee, plus a percentage of scrap revenues. At the agency's request, the Company has proposed improvements to the facility, which the Company may be willing to finance in part, in return for a contract extension and an increased service fee. The Company is awaiting the response of the agency.

         Florida:

         West Palm Beach: This 39,000-square-foot, 90,000-tons-per-year, municipally-owned facility is operated by the Company pursuant to a contract that expires in October 1996. The Company receives a fixed and variable tonnage service fee, plus a percentage of scrap revenue. In 1993 the Company entered into an agreement to expand the facility and increase its revenue share. Improvements of which 80% were financed by the customer were completed in the spring of 1994.

         Vermont:

         Brattleboro: This 20,000-square-foot, 10,000-tons-per-year, municipally-owned facility is operated by the Company pursuant to a contract that expires in July, 1997. The Company receives a fixed and variable tonnage service fee, plus a percentage of scrap revenue.

         Design and Construction Division - Design and construction activities are operated out of approximately 7,300 square feet of office space in Melville, New York (Long Island); this space has been leased until March 31, 2000. The facility is occupied by the Company's design and engineering department, consisting of approximately twenty-nine professional and administrative staff.

         Corporate Offices - The Company's administrative and executive offices are located in Vestal, New York in two offices (comprising approximately 10,000 square feet), one of which is leased from affiliates of a director and former controlling stockholder of the Company. Both leases expire in 1999.


Item 3. Legal Proceedings

The Company is one of seven defendants in a lawsuit entitled Myrtha Hernandez d/b/a Upstate Returns vs. RRT Empire Returns Corporation et al., filed in the Western district of the United States District Court on August 19, 1992. The suit alleges violations of the Sherman Anti-Trust Act. The other defendants are six beverage distributors in Monroe County, New York. The suit alleges that the Company conspired with defendant beverage distributors to prohibit the plaintiff from entering the bottle redemption business; the suit is seeking compensatory damages of $1 million and punitive damages of $15 million against all Defendants. Based upon the advice of the Company's counsel, Harter, Secrest & Emery, the Company believes the complaint is without merit, is vigorously defending itself, and has moved for summary judgment dismissing the suit.

         RRT Design & Construction Corp. ("RRT D&C"), a subsidiary of the Company, has filed a proof of claim in the U.S. Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") against Babylon Recycling Center, Inc. ("BRCI") for payment of $263,000 plus interest of $107,000. The BRCI obligation arose out of a note payable to RRT D&C for engineering, design, construction and testing services provided to BRCI at its commercial mixed waste processing facility pursuant to a contract between RRT D&C and BRCI (the "BRCI Contract"). BRCI is a debtor-in-possession operating pursuant to Chapter 11 of the U.S. Bankruptcy Code. In 1994, the Company wrote-off the receivable based on management's determination that recovery is doubtful and further action is not expected to be taken with respect to this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 4 is inapplicable.

                                    PART II


Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters.

         The Company's common stock, par value $1.00 ("Common Stock"), is listed and principally traded on the American Stock Exchange ("AMEX"). The high and low sales prices of the Common Stock on the AMEX, by calendar quarter from January 1, 1993, as reported in published financial sources, are as follows:

                                           High          Low
                                           ----          ---
1993:
     First Quarter                         3-1/8         2-1/16
     Second Quarter                        2-7/8         2
     Third Quarter                         2-3/4         2-1/2
     Fourth Quarter                        4             2-1/4

1994:
     First Quarter                         3-3/16        2-1/4
     Second Quarter                        3-1/4         2-3/4
     Third Quarter                         3-7/8         2-3/4
     Fourth Quarter                        5-7/8         3-3/4

1995:
     First Quarter
     (through March 24,                   11-3/8         4-3/4
     1995)

As of March 24 ,1995, the approximate number of record holders of the Company's Common Stock was 406.


Dividend Policy: No dividends were paid on the Common Stock in 1994 or 1993. The Company currently anticipates that earnings will be retained for use in the operation and expansion of its business.


                            SELECTED FINANCIAL DATA
Item 6.

The Selected Financial Information set forth below reflects the recycling operations as "continuing operations" and the Plastics Division as "discontinued operations."

                                                          Year ended December 31,
                                 ---------------------------------------------------------------------
Operations:                          1994         1993            1992          1991          1990
                                 ---------------------------------------------------------------------
                                             (Dollars in Thousands except per share data)
Revenues from continuing
 operations ................     $  41,794     $  33,040      $  39,210      $  35,985     $  28,357
Income (loss) from
 continuing operations .....         1,209            27         (3,697)           490          (692)
Income (loss)from
 discontinued operations ...          --            (923)          (445)            66
Loss on disposal ...........          --          (1,778)          --             --
Extraordinary credit .......          --            --               29           --
                                 ---------     ---------      ---------      ---------     ---------
Net income (loss) ..........     $   1,209     $      27      $  (6,398)     $      74     $    (626)
                                 =========     =========      =========      =========     =========

Data Per Share (1):

Earnings(loss) per common
 and common equivalent
 share:

From continuing operations .     $    0.45     $    0.01      $   (1.41)     $     .18     $    (.29)
From discontinued operations          --                           (.35)           .17           .02
Loss on disposal ...........          --                           (.67)          --            --
From extraordinary credit ..          --            --                             .01          --
                                 ---------     ---------      ---------      ---------     ---------
Net income (loss) ..........     $    0.45     $    0.01      $   (2.43)     $     .02     $    (.27)
                                 =========     =========      =========      =========     =========
Book value per common
 share .....................     $    3.85     $    3.43      $    3.42      $    5.86     $    5.83
Cash dividend per share ....          --            --             --             --            --

Financial Position:                                   December 31,
                                -------------------------------------------------------
                                  1994        1993        1992        1991        1990
                                -------------------------------------------------------
Working capital ...........     $ 2,105     $ 1,293     $ 1,992     $ 9,061     $ 9,938
Total assets ..............     $20,300     $16,807     $20,480     $25,335     $23,775
Total long term obligations
 and redeemable preferred
 stock ....................     $ 1,818     $ 1,784     $ 2,513     $ 2,842     $ 1,615
Shareholders' equity ......     $10,232     $ 9,032     $ 9,018     $15,432     $15,492

(1) Based on 2,658,000,  2,633,000, 2,637,000, 2,684,000, and 2,432,000 weighted average common and common equivalent shares for the years ended December 31, 1994, 1993, 1992, 1991, and 1990, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

Results of Operations

         Results of operations reflect the Company's two principal operating divisions: the Design and Construction Division (RRT-D&C)and the Material Recycling Division (MRD). Included in the MRD are Material Recycling Facilities (MRF Operations), Bottle Bill Operations and Materials Brokerage Operations. Given state legislative developments in recent years, and given the potential risk that new mandatory recycling legislation could replace or eliminate the need for deposit legislation, the Company has actively pursued expansion into the municipal recycling and waste materials management business. The Company commenced commercial operations at its first material recycling facility March of 1988 and currently operates seven facilities.

         The Company's revenues from its two operating divisions for the past three years were:

                                        Years Ended December 31,
                                    -------------------------------
                                      1994        1993        1992
                                    -------------------------------
Design & Construction Division      $ 7,946     $ 7,177     $16,949
Material Recycling Division
 MRF Operations ...............      20,089      15,228      10,982
 Bottle Bill Operations .......      10,462       9,629      10,621
 Materials Brokerage Operations       3,297       1,006         658
                                    -------     -------     -------
Total Revenues ................     $41,794     $33,040     $39,210
                                    =======     =======     =======

1994 Compared to 1993:

Revenues. Revenues for the year ended December 31, 1994 increased $8,754 (or 26.5%) compared with the year ended December 31, 1993. The increase resulted from a $7,985 or 30.9% increase in revenues from the MRD, and a $769 or 10.7% increase in revenues from construction projects in RRT D&C. The $7,985 increased revenues from the MRD includes $4,861 of increased revenues from the MRFs, $2,291 increased material brokerage revenues, and an $833 increase in Bottle Bill Operations revenues. The majority of the $4,861 increased revenues from the MRFs was attributable to the Syracuse, NY plant while the other six MRFs experienced modest increases.

Nearly 67% of the increase in revenues in the Syracuse, NY plant is due to price increases, while approximately 33% of the increase in revenues is due to volume increases. The glass beneficiation system at the Syracuse plant contributed nearly 6% of the price-related increases and nearly 55% of the volume-related increase. In February 1995, the Company sold its glass processing assets as further discussed under "Material Developments." The revenue increases at the other MRFs as well as revenue increases in Bottle Bill Operations are principally attributable to price increases. The $2,291 increase in material brokerage revenues is due principally to increased volume.

The $769 increase in revenues from RRT D&C is due principally to $1,772 of new construction projects for the Company related to the West Palm Beach, FL, Ocean County, NJ, and Syracuse, NY MRFs, offset by reductions of $1,003 in new construction projects due to the decline in the number and value of projects in process.

Cost of Sales. Cost of Sales from the Company's operating divisions for the past three years were:

                                        Years Ended December 31,
                                    -------------------------------
                                      1994        1993        1992
                                    -------------------------------
Design & Construction Division      $ 6,878     $ 6,101     $14,484
Material Recycling Division
 MRF Operations ...............      15,559      14,532      12,559
 Bottle Bill Operations .......       9,202       7,345       8,584
 Materials Brokerage Operations       3,293         815         577
                                    -------     -------     -------
Total Cost of Sales ...........     $34,932     $28,793     $36,204
                                    =======     =======     =======

Cost of Sales. Cost of sales for the year ended December 31, 1994 increased $6,139 or 21.3% when compared with the year ended December 31, 1993. A significant portion of the increase totaling $5,362, relates to the MRD which experienced higher volumes of processing and service volumes at existing facilities as well as increased materials brokerage activities. RRT D&C experienced a $777 or 12.7% increase in cost of sales due to increases in the number and value of new construction projects for the Company at its existing MRFs. The gross profit margin for the year ended December 31, 1994 increased to 16.4% from 12.9% in 1993. The RRT D&C gross profit margin declined based on the overall mix of construction contracts from 15.0% to 13.4% in 1994, while the MRD experienced an increase in the gross profit margin from 12.3% in 1993 to 17.1% in 1994. The MRD 1994 margins increased principally due to improved commodity prices as well as higher processing volumes in the Syracuse, NY plant.

Selling, General and Administrative Expenses. Selling, general and administrative costs increased $768 or 17.1% as compared to 1993. There was a $36 decrease in RRT D&C related to support staff reductions, which was offset by an $804 increase in corporate expenses at the Vestal, NY headquarters. Corporate expenses showed the following increases: $151 for professional fees related to legal, financial and marketing services and $350 in variable compensation related to the Company's improved operating performance, with the balance of $303 due primarily to costs related to centralized services (i.e. human resources and marketing) to support the Company's expanded business development and marketing activities.

Interest and Other Income, Net. The Company provided $263 in 1994 to write-off a note receivable and recorded a $334 gain in 1993 on the sale of Pure Tech International, Inc. common stock received in conjunction with the sale of certain assets of the Plastics Division. Interest expense net of interest income increased by $38 caused by higher interest rates on term debt due to increases in the prime rate.

Provision for Income Taxes. The Company provided $100 for income taxes in 1994 as compared to $70 in 1993. The low effective rate in 1994 is principally due to the availability of previously unrecognized Federal net operating loss carryforwards.


1993 Compared to 1992:

Revenues. Revenues for the year ended December 31, 1993 decreased $6,170 (or 16%) compared with the year ended December 31, 1992. The decrease resulted from a $9,772 decline in revenues from RRT D&C that was only partially offset by a $3,602 increase in revenues from the MRD. The $3,602 increased revenues from the MRD includes $4,246 of increased revenues from the MRFs and $348 increased material brokerage revenues, offset by a $992 decline in Bottle Bill Operations revenues. The majority of the $4,246 increased revenues from the MRFs was attributable to the Syracuse, NY plant while the other six MRFs experienced modest increases.

Nearly 68% of the increase in revenues in the Syracuse, NY plant is due to price increases, while approximately 32% of the increase in revenues is due to volume increases. The glass beneficiation system at the Syracuse plant contributed nearly 58% of the price-related increases and nearly 96% of the volume-related increase. The revenue increases at the other MRFs as well as revenue increases in material brokerage revenues are principally attributable to volume increases. The $992 decrease in Bottle Bill Operations revenues is due principally to decreased volume.

The $9,772 decline in revenues from RRT D&C is due to the completion of a $6,330 construction project in 1992 that was not replaced with a comparable project in 1993; however a number of lesser projects partially offset the decline from 1992. Additionally, RRT D&C completed approximately $6,000 of construction projects for the Company in 1992 at the Cape May, NJ, Hartford, CT, and Monroe County, NY MRFs, which projects were replaced with projects of approximately 10% of the revenue value of the 1992 projects.

In order to increase revenues in future years, RRT D&C has expanded its technology expertise to include glass beneficiation, automated paper sorting, ferrous processing, compost feedstock preparation and fiber fuel. Additionally, RRT D&C created in 1993 a Field Services Division for the installation and customer service of all its equipment systems.

Cost of Sales. Cost of sales for the year ended December 31, 1993 decreased $7,411 or 20.5% when compared with the year ended December 31, 1992. The significant portion of the decrease ($8,383) relates to RRT D&C, which experienced a decline in the number and value of projects. RRT D&C completed a $6,330 construction project in 1992 that was not replaced with a comparable project in 1993 and RRT D&C also completed approximately $6,000 of construction projects for the Company in 1992 at the Cape May County, NJ, Hartford, CT, and Monroe County, NY MRFs, which essentially completed the expansion projects of the existing MRFs and these projects were not replaced with comparable projects in 1993. Partially offsetting these decreases was a net increase in the MRD of $972 due to higher volumes of processing and service costs at existing facilities, the fully operational glass processing system in the Syracuse plant and the increased material brokerage activities. The gross profit margin for the year ended December 31, 1993 increased to 12.9% from 7.7% in 1992. The RRT D&C gross profit margin increased from 14.5% to 15.0% in 1993, while the MRD experienced an increase in the gross profit margin from 2.4% in 1992 to 12.3% in 1993. The RRT D&C gross profit margin improved although revenues decreased significantly in 1993. During 1993, RRT D&C increased subcontract services for various construction projects, which essentially reduced costs and improved the gross profit margin. The MRD 1993 margins improved as experience was gained and equipment was adjusted for the three new operating MRFs that were added in 1992. By improving the equipment throughput of material, the Company has been able to reduce the labor required to support the equipment, which reduces operating costs and increases gross profit margins.

Selling, General and Administrative Expenses. Selling, general and administrative costs decreased $1,128 or 20% as compared to 1992. There was a $524 decrease related to 1993 staff reductions at headquarters as part of the Company's overall cost reduction program and a $116 reduction for professional fees related to legal, accounting and financial management associated with the Company's restructuring in 1992. There was an additional $349 reduction in overhead expenses related to benefits and centralized services at Corporate headquarters associated with the cost reduction program. RRT-D&C's expenses decreased approximately $139 due to decreases in general business activity.

Interest and Other Income, Net. Interest and other income, net of interest expense, decreased $70 from l992. The net decrease was due to an $86 decrease in consulting and royalty income and a $35 increase in interest income. Interest expense increased $19 primarily due to capitalizing approximately $82 in 1992 relating to construction of certain plant and equipment while no comparable capitalization occurred in 1993. Interest income increased due to increased earnings on a contract receivable related to a plant renovation project that was completed in 1992, which was partially offset by decreased earnings on lower average cash and short-term investments in 1993.

Loss (Gain) on Investments. The gain on investments increased $621 as compared to 1992. The increase is due to a $334 gain on the sale of Pure Tech
International, Inc. common stock received in conjunction with the sale of certain assets of the Plastics Division. Additionally, a $287 provision for losses on marketable securities was charged in 1992, while there were no comparable charges for the same period in 1993.


Liquidity and Capital Resources

Working capital amounted to $2,105 at December 31, 1994, compared to $1,293 at December 31, 1993. Cash and cash equivalents totaled $1,969, which was up $952 from $1,017 at December 31, 1993.

In July 1994, the Company refinanced certain existing loans with its primary lender and issued a consolidated and restated note payable in the amount of $1,943 which included $1,657 of balances due under previous loans and $286 of additional funds. The new note bears interest at prime plus 1.5% (10.5% at December 31, 1994) and is payable in 60 monthly installments of $19 plus interest with the balance due in July 1999. The note may be prepaid without penalty. The refinanced consolidated and restated note with the primary lender is secured by property, plant and equipment and carries covenants which require the Company to maintain certain minimum financial ratios and to obtain lender's approval for issuances of new debt.

In February 1995, the Company paid $400 additional principal on the consolidated and restated note and paid off the $253 JDA loan balance in connection with the sale of its equipment used in its glass processing activities. The equipment was sold for $1,750 and resulted in a $690 gain which will be recognized in the first quarter of 1995.

In November 1994, the Company's primary lender agreed to a revolving line of credit of up to $3,000 of borrowings which are secured by accounts receivable and inventories. Under this arrangement, the Company may borrow up to 80% of non-RRT D&C accounts receivable and 50% of inventories, as defined. The interest rate is prime plus 1%. No line of credit borrowings were outstanding as of December 31, 1994 or 1993; however a $500 letter of credit was drawn against the line for a plant operating guaranty and a $150 letter was drawn to guarantee construction bonding as of December 31, 1994.

The Company's primary lender has committed to loan the Company $2,500 to finance the design and construction of a materials recycling facility for the Commonwealth of Massachusetts Department of Environmental Protection in Springfield, Massachusetts. The loan will bear interest at prime plus 1.5% with interest only payable during construction (maximum six months) and thereafter payments of $21 per month plus interest over a ten-year period.
Construction is scheduled to commence in the spring of 1995.

The Company has approved 1995 capital expenditures which aggregate $975. These capital expenditures principally relate to various processing system upgrades and expansions in its MRF operations.

In December 1994, the Company invested $300 in exchange for a 50% interest in a partnership with an unaffiliated party formed for the purpose of developing, owning, constructing and operating a paper recycling facility located in Philadelphia, Pennsylvania. RRT of Pennsylvania, Inc., a wholly-owned subsidiary of the Company, is one of two general partners each having a 1% interest in the Partnership while the Company is a 49% limited partner. American RRT Fiber Supply, L.P. (the "Partnership") is expected to commence operations in 1995. RRT D&C has been awarded the contract for design and construction of the facility in the amount of $10,000.

A combination of funds available through line of credit sources, anticipated cash flows from operations and existing cash balances is expected to provide adequate funds to meet planned requirements for the coming year; however the Company's ability to provide equity contribution for unplanned privatized projects will be limited.

Net cash provided by operating activities was $3,089 in 1994 compared to cash used of $61 in 1993. The change was due principally to higher net income and increases in accrued expenses and payables offset by larger increases in accounts receivable, inventories, and other assets. Net cash used in investing activities was $1,667 in 1994 as compared to net cash provided of $2,090 in 1993. The change was primarily due to proceeds from the sale of an investment in 1993 and higher payments on notes receivable in 1993 offset by higher 1994 additions to property, plant and equipment, and an investment in a partnership in 1994. Cash used in financing activities was $470 in 1994 which were used primarily for the payment of long-term debt and preferred stock redemptions, offset by cash provided from the proceeds of refinancing long-term debt. For 1993, net cash used in financing activities was $2,872, which was used primarily for the payment of demand notes, long-term debt and preferred stock redemptions.


Item 8.  Financial Statements and Supplementary Data

The Company's 1994 Financial Statements, together with the report thereon of Price Waterhouse LLP dated March 10,1995, are included elsewhere herein. See
Item 14 for a list of Financial Statements and Financial Statement Schedules.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9 is inapplicable.

                                    PART III

The Company intends to file with the Securities and Exchange Commission within 120 days of the close of its year ended December 31, 1994 a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Shareholders, or an amendment to this Form 10-K that contains the information required in Part III.

Item 10. Directors and Executive Officers of the Registrant.

Information required by this Item will be included in the Company's Proxy Statement or an amendment to this Form 10-K and is incorporated by reference herein.

Item 11. Executive Compensation.

Information required by this Item will be included in the Company's Proxy Statement or an amendment to this Form 10-K and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item will be included in the Company's Proxy Statement or an amendment to this Form 10-K and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

Information required by this Item will be included in the Company's Proxy Statement or an amendment to this Form 10-K and is incorporated by reference herein.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Index to Financial Statements:

(a)(1) List of Financial Statements

       Report of Independent Accountants

       Consolidated Balance Sheet at December 31, 1994 and 1993

       Consolidated Statement of Operations for the three years ended December 31, 1994

       Consolidated Statement of Cash Flows for the three years ended December 31, 1994

       Consolidated Statement of Changes in Common Shareholders' Equity for the three years ended December 31, 1994

       Notes to Consolidated Financial Statements

(2)    List of Financial Statement Schedules

       Valuation and Qualifying Accounts (Schedule II)

       All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)    List of Exhibits

       The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K. Exhibits constituting management contracts or compensatory plans or arrangements are denoted by a "+" on the Exhibit Index.

       The financial statements and schedules referred to above are included on pages F-1 through F-18 in this Form 10-K.

(b)    Reports on Form 8-K

       On February 14, 1995, the Company filed a Current Report on Form 8-K dated February 2, 1995, to report the sale of the Company's assets used in the glass processing business. Financial statements filed with the Form 8-K consisted of an Unaudited Pro Forma Consolidated Balance Sheet
       at September 30, 1994, Unaudited Pro Forma Consolidated Statements of Income for the Nine Months Ended September 30,1994 and the Year Ended December 31, 1993 and accompanying notes to Unaudited Pro Forma Consolidated Financial Information.

(c)    Exhibits

3(a) Certificate of Incorporation of the Company(filed as Exhibit 3(a) to the Company's Form 8-B filed July 25, 1989, File No. 1-6774).*

3(b) By Laws of the Company(filed as Exhibit 3(b) to the Company's Form 8-B filed July 25, 1989, File No. 1-6774).*

4(a) Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Form 8-B filed July 25, 1989, File No. 1-6774).*

4(b) Certificate of Designations, Preferences and Rights of the Company's 8.25% cumulative Convertible Preferred Stock (filed as Exhibit 3(a) to the Company's Form 8-B filed July 25, 1989, File No. 1-6774).*

4(c) Agreement and Plan of Merger dated May 15, 1989 between Resource Recycling Technologies, Inc., an Ohio corporation, and Resource Recycling Technologies, Inc., a Delaware corporation (filed as Exhibit 1 to the Company's Form 8-B filed July 25, 1989, File No. 1-6774).*

4(d) Agreement and Plan of Merger dated March 17, 1995 among Waste Management, Inc., WMI Acquisition Sub, Inc. and the Company (filed as Exhibit 1 to the Company's Schedule 14D-1 filed March 23, 1995).*

10(a) Employment Agreement dated as of October 3, 1988 between the Company and Lawrence J. Schorr (filed as Exhibit 10(c) to Annual Report on Form 10-K for year ended December 31, 1988, File No. 1-6774).* +

10(b) Employment Agreement dated as of November 28, 1988 between the Company and David C. Jones (filed as Exhibit 10(e)to Annual Report on Form 10-K for year ended December 31, 1988, File No. 1-6774).* +

10(c) Amended and Restated Incentive Stock Option Plan as of June 8, 1990 (filed as Exhibit B to the Company's Proxy Statement dated May 14, 1990 for its Annual Meeting of Shareholders held June 8, 1990).* +

10(d) Amendment No. 1 dated May 6, 1991 to Employment Agreement dated November 28, 1988 between the Company and David Jones (filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the period ended June 30, 1991, File No. 1-6774).* +

10(e) Employment Agreement dated January 2, 1991 between the Company and Richard E. Koffman (filed as Exhibit 10(c)to Quarterly Report on Form 10-Q for the period ended June 30, 1991, File No. 1-6774).* +

10(f)  Employment Agreement dated January 2, 1991 between the Company and Burton
       I. Koffman (filed as Exhibit 10(d) to Quarterly Report on Form 10-Q for the period ended June 30, 1991, File No. 1-6774).* +

10(g) Amendment No. 1 dated May 6, 1991 to Employment Agreement dated October 3, 1988 between the Company and Lawrence Schorr (filed as Exhibit 10(h) to Quarterly Report on Form 10-Q for the period ended June 30, 1991, File No. 1-6774).* +

10(h) Purchase Agreement dated October 1, 1991 by and between the Company and Milbar Consultants Corp. (filed as Exhibit 10(g) to Current Report on Form 8-K filed September 13, 1991, File No. 1-6774).*

10(i) Lease Agreement dated as of March 1, 1991 among Elizabeth M. Koffman, Deborah E. Koffman and the Company (filed as Exhibit 10(h) to Current Report on Form 8-K filed September 13, 1991, File No. 1-6774).*

10(j) Non-Qualified Stock Option Plan dated as of December 21, 1991 (filed as Exhibit A to the Company's Proxy Statement dated May 22, 1991 for its Annual Meeting of Shareholders held June 17, 1991, File No. 1-6774).* +

10(k) Directors and Officers Insurance Policy dated January 1, 1994, with National Union Fire Insurance Company Policy No. 442-31-11 (filed as
       Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-6774.*

10(l) Employment Agreement dated July 31, l991 between the Company and David H. Weitzman (filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the period ended June 30, l992, File No. 1-6774).* +

10(m)  Employment Agreement dated July 31, l991, between the Company and Jeffrey
       M. Young (filed as Exhibit 10(d) to Quarterly Report on Form 10-Q for the period ended June 30, l992, File No. 1-6774).* +

10(n) Employment Agreement dated June 1, l992, among the Company, RRT Design & Construction Corp. and Nathiel G. Egosi (filed as Exhibit 10(e) to Quarterly Report on Form 10-Q for the period ended June 30, l992, File No. 1-6774).* +

10(o) Stock Option Agreement dated August 26, l992 between the Company and Neil Norry (filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the period ended September 30, l992, File No. 1-6774).* +

10(p) Promissory Note dated September 16, l992 between RRT Empire Returns Corp. and Neil Norry, (filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the period ended September 30, l992, File No. 1-6774).*

10(q) Amended and Restated PET Supply Agreement dated October 18, 1994 between the Company and Pure Tech International, Inc. (filed as Exhibit 10(kk) to Quarterly Report on Form 10-Q for the period ended September 30, 1994, File No. 1-6774).*

10(r) Employment Agreement dated May 15, 1990 between RRT Plastics Corp. and Steve Edelson (filed as Exhibit 10(d) to Current Report on Form 8-K filed on June 1, 1990, File No. 1-6774).* +

10(s) First Amendment to Mortgage dated as of June 7, 1993 between State Street Bank and Trust Company and RRT Land Corp. (filed as Exhibit 10(f) to Quarterly Report on Form 10-Q for the period ended June 30, 1993, File No. 1-6774).*

10(t) Business Loan Agreement dated June 7, 1993 between the Company and Binghamton Savings Bank ("BSB") (filed as Exhibit 10(g) to Quarterly Report on Form 10-Q for the period ended June 30, 1993, File No. 1-6774).*

10(u) Commercial Security Agreement dated June 7, 1993 between the Company and BSB (filed as Exhibit 10(h) to Quarterly Report on Form 10-Q for the period ended June 30, 1993, File No. 1-6774).*

10(v) Commercial Guaranty dated June 7, 1993 from various subsidiaries of the Company to BSB (filed as Exhibit 10(i) to Quarterly Report on Form 10-Q for the period ended June 30, 1993, File No. 1-6774).*

10(w) Amendment No. 1 to Employment Agreement dated as of June 14, 1993 between RRT Plastics Corp. and Steve Edelson (filed as Exhibit 10(j) to Quarterly Report on Form 10-Q for the period ended June 30, 1993, File No. 1-6774).* +

10(x) Promissory Note dated as of June 7, 1993 by and between the Company and BSB (filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended September 30, 1993, File No. 1-6774).*

10(y) Agreement dated December 30, 1993 among JWP Inc., the Company, and certain purchasers (filed as Exhibit 10(a)to Current Report on Form 8-K filed January 14, 1994, File No. 1-6774).*


10(z) Consulting Agreement dated January 31, 1994 between Andrew T. Dwyer and the Company (filed as Exhibit 10(dd)to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-6774).* +

10(aa) Amendment  No 2 dated  November  8, 1993 to  Employment  Agreement  dated
       November  28,  1988  between  the  Company  and David C. Jones  (filed as
       Exhibit 10(ee) to Quarterly Report on Form 10-Q for the period ended March 31, 1994, File No. 1-6774).* +

10(bb) Amendment No. 1 dated January 1, 1994 to Lease  Agreement  dated March 1,
       1991 among Elizabeth M. Koffman, Deborah E. Koffman and the Company (filed as Exhibit 10(ff) to Annual Report on Form 10-K for year ended December 31, 1993, File No. 1-6774).*

10(cc) Agreement of Limited Partnership of American RRT Fiber Supply, L.P. dated as of December 5, 1994 by and among a Subsidiary, the Company, American Fiber Supply of Philadelphia, Inc. and American Power Investors, Inc.

10(dd) Asset Purchase  Agreement dated as of February 1, 1995 between RRT Empire
       Returns Corporation and Continental Recycling, Inc. (filed as Exhibit 10(a) to Current Report on Form 8-K filed February 14, 1995, File No. 1-
       6774).*

10(ee) Operating and Management  Agreement  dated as of February 1, 1995 between
       RRT Empire Returns Corporation and Continental Recycling, Inc. (filed as exhibit 10(c) to Current Report on Form 8-K filed February 14, 1995, File No. 1-6774).*

10(ff) Assignment of Mortgage dated July 29, 1994 from State Street to BSB.

10(gg) Consolidated and Restated Note dated as of July 29, 1994 by and between the Company and Binghamton Savings Bank ("BSB")(filed as Exhibit 10(gg) to Quarterly Report on Form 10-Q for the period ended June 30, 1994).*

10(hh) Business Loan Agreement dated as of July 29, 1994 by and between the Company and BSB (filed as Exhibit 10(hh) to Quarterly Report on Form 10-Q for the period ended June 30, 1994).*

10(ii) Promissory Note dated as of July 29, 1994 by and between the Company and BSB (filed as Exhibit 10(ii) to Quarterly Report on Form 10-Q for the period ended June 30, 1994).*

10(jj) Business Loan Agreement dated as of July 29, 1994 by and between the Company and BSB (filed as Exhibit 10(jj) to Quarterly Report on Form 10-Q for the period ended June 30, 1994).*

10(kk) Collateral  Mortgage and Modification and  Consolidation  Agreement dated
       July 29, 1994 between RRT Land Corp. and BSB.

10(ll) Stock  Tender  Agreement  dated  March  17,  1995  among  Allen & Company
       Incorporated, Waste Management, Inc. and WMI Acquisition Sub, Inc. (filed as Exhibit 2 to Company's Schedule 14D-9 dated March 23, 1995).*

10(mm) Stock Tender  Agreement  dated March 17, 1995 among Paul A. Gould,  Waste
       Management, Inc. and WMI Acquisition Sub, Inc. (filed as Exhibit 3 to Company's Schedule 14D-9 dated March 23, 1995.).*

10(nn) Stock Tender Agreement dated March 17, 1995 among Andrew T. Dwyer,  Waste
       Management, Inc. and WMI Acquisition Sub, Inc. (filed as Exhibit 4 to Company's Schedule 14D-9 dated March 23, 1995).*

10(oo) Employment  Agreement  dated  March 17,  1995  between  the  Company  and
       Lawrence J. Schorr (filed as Exhibit 5 to Company's Schedule 14D-9 dated March 23, 1995).* +

10(pp) Letter  Agreement  dated  December  14,  1994  between  the  Company  and
       Ladenburg, Thalman & Co. Inc.

11     Statement re computation of earnings per share.

21 Proxy Statement for 1995 Meeting of Shareholders (to be filed in second quarter of 1995, Commission File No. 1-6774).*

22     List of Subsidiaries of the Company.

24     Consent of Independent Accountants.

* Incorporated by reference.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RESOURCE RECYCLING TECHNOLOGIES, INC.

Dated: March 24, 1995                      By:_____________________________
                                              Lawrence J. Schorr
                                              President and Director

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the registrant and on the dates indicated.

Dated: March 24, 1995              ______________________________
                                   Andrew T. Dwyer,
                                   Chairman of the Board

Dated: March 24, 1995              ______________________________
                                   Lawrence J. Schorr,
                                   President and Director

Dated: March 24, 1995              ______________________________
                                   Paul A. Gould, Director

Dated: March 24, 1995              ______________________________
                                   Dean H. Cannon, Director

Dated: March 24, 1995              ______________________________
                                   Burton I. Koffman, Director

Dated: March 24, 1995              ______________________________
                                   Jay R. Petschek, Director

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RESOURCE RECYCLING TECHNOLOGIES, INC.

Dated: March 24, 1995                      By: /s/Lawrence J. Schorr
                                              ----------------------------------
                                              Lawrence J. Schorr
                                              President and Director

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the registrant and on the dates indicated.

Dated: March 24, 1995              /s/Andrew T. Dwyer
                                   ------------------------------
                                   Andrew T. Dwyer,
                                   Chairman of the Board

Dated: March 24, 1995              /s/Lawrence J. Schorr
                                   ------------------------------
                                   Lawrence J. Schorr,
                                   President and Director

Dated: March 24, 1995              /s/Paul A. Gould
                                   ------------------------------
                                   Paul A. Gould, Director

Dated: March 24, 1995              /s/Dean H. Cannon
                                   ------------------------------
                                   Dean H. Cannon, Director

Dated: March 24, 1995              /s/Burton I. Koffman
                                   ------------------------------
                                   Burton I. Koffman, Director

Dated: March 24, 1995              /s/Jay R. Petschek
                                   ------------------------------
                                   Jay R. Petschek, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Resource Recycling Technologies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Resource Recycling Technologies, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in January 1993.



PRICE WATERHOUSE LLP

March 10, 1995
Syracuse, New York

Resource Recycling Technologies, Inc.

Consolidated Financial Statements
(In thousands, except share data)
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                                               December 31,
                                                             1994        1993
                                                             ----        ----
Assets
Current assets:
 Cash and cash equivalents (Note 1) ..................    $  1,969     $  1,017
 Accounts receivable, less allowance for
  doubtful accounts of $96 in 1994 and 1993 ..........       6,566        5,203
 Costs and earnings in excess of billings
  on uncompleted contracts ...........................         125          264
 Note and contract receivable (Note 4) ...............         213          195
 Inventories .........................................         479          277
 Deposits and prepaid expenses .......................       1,003          328
                                                          --------     --------
    Total current assets .............................      10,355        7,284

Note and contract receivable (Note 4) ................       1,962        2,438
Investment in partnership (Note 2) ...................         300
Property, plant and equipment, net (Notes 3 and 5) ...       7,683        7,085
                                                          --------     --------
                                                          $ 20,300     $ 16,807
                                                          ========     ========
Liabilities and Shareholders' Equity
Current liabilities:
 Notes payable and current portion of
  long-term debt (Note 5) ............................    $    410     $    830
 Accounts payable ....................................       5,064        3,777
 Billings in excess of costs and earnings
  on uncompleted contracts ...........................         688          338
 Accrued expenses and other liabilities (Note 1) .....       2,088        1,046
                                                          --------     --------
    Total current liabilities ........................       8,250        5,991

Long-term debt (Note 5) ..............................       1,818        1,721
                                                          --------     --------
                                                            10,068        7,712
                                                          --------     --------
Redeemable preferred stock (Note 9) ..................        --             63
                                                          --------     --------
Commitments and contingencies (Note 6)

Common shareholders' equity (Note 10):
 Common stock, $1 par value; 5,000,000
  shares authorized; 2,794,750 shares issued .........       2,795        2,795
 Paid-in capital .....................................      13,315       13,315
 Accumulated deficit .................................      (4,899)      (6,099)
 Less cost of 161,677 common shares in treasury ......        (979)        (979)
                                                          --------     --------
    Common shareholders' equity ......................      10,232        9,032
                                                          --------     --------
                                                          $ 20,300     $ 16,807
                                                          ========     ========

        The accompanying notes are an integral part of these consolidated financial statements.

Resource Recycling Technologies, Inc.

Consolidated Financial Statements
(In thousands, except per share data)
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     Year Ended December 31,
                                                                1994          1993           1992
                                                                ----          ----           ----
Revenues ..............................................      $ 41,794       $ 33,040       $ 39,210
Cost of sales .........................................        34,932         28,793         36,204
                                                             --------       --------       --------
     Cross profit .....................................         6,862          4,247          3,006
                                                             --------       --------       --------

Selling, general and administrative expenses ..........         5,253          4,485          5,613
Interest expense ......................................           311            278            259
Interest and other income, net ........................          (274)          (279)          (330)
Loss (gain) on investments ............................          --             (334)           287
Provision for loss on note receivable (Note 4) ........           263           --             --
Nonrecurring charges (Notes 1 and 8) ..................          --             --              838

     Total costs and expenses .........................         5,553          4,150          6,667


Income (loss) before income taxes .....................         1,309             97         (3,661)
Provision for income taxes (Note 7) ...................           100             70             36

Income (loss) from continuing operations ..............         1,209             27         (3,697)

Discontinued operations (Note 14):
 Loss from discontinued operations of
  Plastics Division to measurement date ...............          --             --             (923)
 Loss on disposal of Plastics Division, including
  provision of $601 for operating losses
  during the phase-out period .........................          --             --           (1,778)
                                                             --------       --------       --------
Net income (loss) .....................................      $  1,209       $     27       $ (6,398)
                                                             ========       ========       ========
Earnings (loss) per common and common equivalent share:
 Income (loss) from continuing operations .............      $    .45       $    .01       $  (1.41)
   Discontinued operations:
     Loss from discontinued operations ................          --             --             (.35)
     Loss on disposal of Plastics Division ............          --             --             (.67)
                                                             --------       --------       --------
 Net income (loss) ....................................      $    .45       $    .01       $  (2.43)
                                                             ========       ========       ========
 Weighted average common and common
  equivalent shares ...................................         2,658          2,633          2,637
                                                                =====          =====          =====

       The accompanying notes are an integral part of these consolidated financial statements.

Resource Recycling Technologies, Inc.

Consolidated Financial Statements
(In thousands)
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Year Ended December 31,
                                                            1994          1993          1992
                                                            ----          ----          ----
Cash flows from operating activities:
 Net income (loss) .................................      $ 1,209       $    27       $(6,398)
 Adjustments to reconcile net income (loss)to net
  cash provided (used) by operating activities:
   Loss from discontinued operations ...............         --            --           2,701
   Depreciation and amortization ...................        1,039           840           700
   Provision for loss on note receivable ...........          263
   Loss on disposal of equipment ...................         --               6            48
   Loss (gain) on investment transactions ..........         --            (334)          287
   Changes in current assets and liabilities net of
   effects of discontinued operations (Note 11) ....          578          (600)        2,174
                                                          -------       -------       -------
 Net cash provided (used) by operating activities ..        3,089           (61)         (488)
                                                          -------       -------       -------
Cash flows from investing activities:
 Issuance of notes receivable ......................         --            --          (3,270)
 Payments on notes receivable ......................          195           866           271
 Investment in partnership .........................         (300)         --
Proceeds from sale of investments ..................         --           2,177          --
 Proceeds from sale of fixed assets ................           55           403
 Capital expenditures ..............................       (1,562)       (1,008)       (1,895)
 Cash flow from discontinued operations ............         --            --          (2,655)
                                                          -------       -------       -------
 Net cash provided (used) by investing activities ..       (1,667)        2,090        (7,146)
                                                          -------       -------       -------
Cash flows from financing activities:
 Proceeds from issuance of notes payable ...........          286           294         1,111
 Payments on notes .................................         (684)       (3,028)         (140)
 Proceeds from issuance of short-term demand notes .         --            --           2,950
 Preferred stock dividends paid ....................           (9)          (13)          (16)
 Redemption of preferred stock .....................          (63)         (125)          (63)
                                                          -------       -------       -------
 Net cash provided (used) by financing activities ..         (470)       (2,872)        3,842
                                                          -------       -------       -------

Net increase (decrease) in cash and cash equivalents          952          (843)       (3,792)
Cash and cash equivalents at beginning of year .....        1,017         1,860         5,652
                                                          -------       -------       -------
Cash and cash equivalents at end of year ...........      $ 1,969       $ 1,017       $ 1,860
                                                          =======       =======       =======
Cash paid during the year for:
 Interest ..........................................      $   337       $   278       $   315
 Taxes .............................................      $    52       $    80       $   123

       The accompanying notes are an integral part of these consolidated financial statements.

Resource Recycling Technologies, Inc.

Consolidated Financial Statements (In thousands)
--------------------------------------------------------------------------------

                       CONSOLIDATED STATEMENT OF CHANGES
                         IN COMMON SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                                        Retained
                                                       Common Stock        Paid-In      Earnings     Treasury Stock
                                                     Shares     Amount     Capital      (Deficit)   Shares     Amount       Total
                                                     ------     ------     -------      ---------   ------     ------       -----
Balance at
December 31,1991 ..............................      2,795     $  2,795    $ 13,315     $    301      162     $    979     $ 15,432

  Net loss ....................................        --           --          --        (6,398)      --          --        (6,398)
  Preferred stock dividends ...................        --           --          --           (16)      --          --           (16)
                                                     -----     --------    --------     --------      ---     --------     --------
Balance at
December 31, 1992 .............................      2,795        2,795     13,315        (6,113)     162          979        9,018

  Net income ..................................        --           --         --             27       --          --            27
  Preferred stock dividends ...................        --           --         --            (13)      --          --           (13)
                                                     -----     --------    --------     --------      ---     --------     --------
Balance at
December 31, 1993 .............................      2,795        2,795     13,315        (6,099)     162         979         9,032

  Net income ..................................        --           --         --          1,209       --         --          1,209
  Preferred stock dividends ...................        --           --         --             (9)      --         --             (9)
                                                     -----     --------    --------     --------      ---     --------     --------
Balance at
December 31, 1994 .............................      2,795     $  2,795   $ 13,315      $ (4,899)     162    $    979      $ 10,232
                                                     =====     ========   ========      ========      ===    ========      ========

       The accompanying notes are an integral part of these consolidated financial statements.

Resource Recycling Technologies, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 1. Business and Significant Accounting Policies

    Resource Recycling Technologies, Inc. (the "Company"), through its subsidiaries, is a diversified waste materials management enterprise engaged in recycling and related businesses. The Company is currently organized into three operating divisions. The Material Recycling Division is engaged in providing transportation arrangements, scrap processing and accounting services for retailers and wholesalers operating under beverage container redemption legislation in New York ("Bottle Bill Operations") and in the receipt, separation, processing and marketing of recyclable materials collected under several municipalities' overall recycling programs (Material Recycling Facilities, "MRF Operations"). The Material Recycling Division currently operates seven facilities and brokers recyclables for two other facilities. RRT Design & Construction Corp. ("RRT D&C") was formed in 1989 and performs design and construction services for recycling facilities both for Company-owned MRFs and other facilities not owned or operated by the Company. The Company's Materials Marketing Division acts as a broker for recycled materials.

    The significant accounting policies and practices followed by the Company are as follows:

    Principles of consolidation
    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Revenue recognition
    Revenue is recognized as services are rendered with respect to accounting, transportation and scrap processing. Revenues from deposit legislation and material recycling scrap sales are recognized upon shipment to the customer.

    Revenues from fixed price construction contracts are recognized ml the percentage-of-completion method as measured by the percentage of costs incurred to date compared to the estimated total cost to complete each contract (cost-to-cost method). This method is used because management considers incurred cost to be the best available measure of progress on such contracts. Revenues from cost plus fixed fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured on the service hours expended.

    Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor and supplies. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job condition and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is assured.

    Inventories
    Inventories, consisting primarily of sorted and baled newsprint, cardboard, glass, plastic and aluminum materials to be shipped to recyclers, are recorded at market prices.

    Property,  plant and equipment
    Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the shorter of the estimated lives of the various asset groups or the term of the related material recycling contract. The ranges of estimated lives are as follows:

       Building and improvements          10-31 years
       Leasehold improvements              Lease term
       Machinery and equipment             3-10 years
       Office furniture and fixtures        3-5 years

    Maintenance and repair costs are expensed as incurred while renewals and betterments are capitalized.

    Income taxes
    In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes, and has applied the provisions prospectively. The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of all other assets and liabilities. The adoption of SFAS 109 did not have a material affect on the Company's financial position or results of operations.

    Earnings per share
    Earnings per common and common equivalent share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options and warrants as described in Note 10.

    Restricted cash
    Pursuant to the Company's MRF revenue share agreement with a municipality, the Company has recorded both an asset and a corresponding liability for the municipality's share of the revenue collected by the Company but not yet drawn by the municipality. Such amounts, which are included in cash and accrued expenses in the accompanying consolidated balance sheet, were $1,230,000 and $426,000 at December 31, 1994 and 1993, respectively.

    Statement of cash flows
    The Company considers any investments purchased with an initial maturity of three months or less to be cash equivalents.

    Nonrecurring charges
    Nonrecurring charges in 1992 included the following amounts: $186,000 in expenses incurred in relation to the terminated JWP Merger Agreement (Note
    8); $437,000 representing principally professional and consulting fees incurred in the development and implementation of a plan to restructure corporate debt, centralize certain administrative functions and improve corporate performance; and $215,000 for severance payments and expenses associated with the reorganization and relocation of the accounting department into the corporate headquarters. In addition, 1992 cost of sales includes $678,000 in charges relating to preoperating costs incurred in connection with four newly established MRFs.

    Reclassifications
    Certain reclassifications have been made to prior year amounts to conform to current year presentation.


 2. Investment in Partnership

    In December 1994, the Company invested $300,000 in exchange for a 50% interest in a partnership with an unaffiliated party formed for the purpose of developing, owning, constructing and operating a paper recycling facility located in Philadelphia, Pennsylvania. RRT of Pennsylvania, Inc., a wholly-owned subsidiary of the Company, is one of two general partners each having a 1% interest in the Partnership while the Company is a 49% limited partner. American RRT Fiber Supply, L.P. (the "Partnership") is expected to commence operations in 1995. RRT D&C has been awarded the contract for design and construction of the facility in the amount of approximately $10.0 million. The Partnership operations will be accounted for under the equity method.


 3. Property, Plant and Equipment

    Property, plant and equipment are summarized as follows (in thousands):

                                                               December 31,
                                                             1994         1993
                                                           -------      -------
           Land and improvements                           $   179      $   162
           Building and improvements                         2,581        2,573
           Leasehold improvements                               53           13
           Office furniture and fixtures                     1,233        1,157
           Machinery and equipment                           7,207        4,021
           Construction in progress                            568        2,263
                                                           -------      -------
                                                            11,821       10,189
           Less-accumulated depreciation and
             amortization                                   (4,138)      (3,104)
                                                           -------      -------
                                                           $ 7,683      $ 7,085
                                                           =======      =======

    The Company currently leases certain office space and equipment under noncancellable operating leases. Aggregate future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994 are as follows (in thousands):

         1995                          $ 634
         1996                            585
         1997                            283
         1998                            238
         1999                            236
         Thereafter                      184

    Rental expense relating to the Company's operating leases amounted to $324.000, $198,000 and $528,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

    The Company has entered into certain capital leases for equipment to be used in connection with a contract to operate the Monroe County Landfill Transfer Station effective January 1, 1995. The present value of the minimum lease payments is approximately $560,000 and will be recorded as of January 1, 1995.


 4. Note and Contract Receivable

    Note and contract receivable consisted of the following (in thousands):

                                                                December 31,
                                                             1994         1993
                                                            ------       ------
     From Cape May, New Jersey:
       9% contract receivable, payable in
       monthly instalments of $33
       commencing July 1, 1992                              $2,175       $2,370

     From Babylon Recycling Center, Inc:
       10% note receivable                                       -          263
                                                            ------       ------
                                                             2,175        2,633
          Less-current portion                                (213)        (195)
                                                            ------       ------
                                                            $1,962       $2,438
                                                            ======       ======

    During 1992, the Company renegotiated its operating agreement with the County of Cape May, New Jersey (the "County") for the operation of its MRF. This renegotiation included substantial facility renovations at the cost of the Company, which cost totaled $2,630,000. In return for these renovations, the revised monthly service fee includes a principal and interest payment against the cost of the renovations. In the event of termination of the agreement for certain reasons, the County is obligated to pay the Company the then outstanding principal balance.

    The Company completed the engineering, design, construction and testing of equipment for a commercial mixed waste processing facility in accordance with a contract with Babylon Recycling Center, Inc. ("BRCI") in 1992. BRCI was in debt to the Company for $640,000 at December 31, 1992, which amount included retainage and overdue contract billings. Under an agreement dated March 12, 1993, BRCI agreed to make minimum payments of $10,000 per week in accordance with a graduated payment schedule, with any remaining outstanding balance payable in December 1993. The note was not paid on the due date and BRCI filed for bankruptcy protection in December 1993. The Company wrote off the note receivable balance in the amount of $263,000 in 1994 based on management's determination that realization of the receivable is doubtful.


 5. Notes Payable and Long-Term Debt

    Notes payable and long-term debt consisted of the following (in thousands):

                                                                  December 31,
                                                                 1994      1993
                                                                ------    ------
Consolidated and restated note payable to a bank,
 prime plus 1.5%                                            $  1,846   $  2,010

Instalment loan, 6.90%, payable in monthly
 instalments of $2.5 through January 1, 1997                      58       --

Secured time note, 8%, payable in monthly instalments
 of $5 through September 1, 1995                                  48        107

New York Job Development Authority (JDA) Loan,
 4.75%,  payable in monthly instalments of $8
 through October 1, 1997                                         253        344

Other instalment loans                                            23         90
                                                            --------   --------
                                                               2,228      2,551
          Less-current portion                                  (410)      (830)
                                                            --------   --------
                                                            $  1,818   $  1,721
                                                            ========   ========

    In July 1994, the Company refinanced certain existing loans with its primary lender and issued a consolidated and restated note payable in the amount of $1,943,000 which included $1,657,000 of balances due under previous loans and $286,000 of additional funds. The new note bears interest at prime plus 1.5% (10.5% at December 31, 1994) and is payable in 60 monthly instalments of $19,430 plus interest with the balance due in July 1999. The note may be prepaid without penalty. The refinanced consolidated and restated note with the primary lender is secured by property, plant and equipment and carries covenants which require the Company to maintain certain minimum financial ratios and to obtain the lender's approval for issuances of new debt.

    In February 1995, the Company paid $400,000 additional principal on the consolidated and restated note and paid off the JDA loan in connection with the sale of certain assets (see Note 15).

    In November 1994, the Company's primary lender agreed to a revolving line of credit of up to $3,000,000, borrowings under which are secured by accounts receivable and inventories. Under this arrangement, the Company may borrow up to 80% of non-RRT D&C accounts receivable and 50% of inventories, as defined. The interest rate is prime plus 1%. No line of credit borrowings were outstanding as of December 31, 1994 or 1993; however, a $500,000 letter of credit has been drawn against the line for a plant operating guaranty and a $150,000 letter of credit has been drawn to guarantee construction bonding.

    The other instalment loans referred to above are generally secured by equipment. The primary lender's prime interest rate was 9% and 6% at December 31, 1994 and 1993, respectively.

    Aggregate maturities of the long-term debt are as follows (in thousands):

              1995                          $  410
              1996                             354
              1997                             316
              1998                             233
              1999                             915
                                            ------
                                            $2,228
                                            ======

    The Company's primary lender has committed to loan the Company $2.5 million to finance the design and construction of a materials recycling facility for the Commonwealth of Massachusetts Department of Environmental Protection in Springfield, Massachusetts. The loan will bear interest at prime plus 1.5% with interest only payable during construction (maximum six months) and thereafter payments of $20,833 per month plus interest over a ten-year period. Construction is scheduled to commence in the spring of 1995.

 6. Commitments and Contingencies

    The Company has been awarded contracts to design, build and operate a number of public MRFs. Each project typically involves a fixed fee to design/build the facility, as well as a contract to operate the facility for a fee which is escalated annually by a predetermined formula. Each project also requires certain construction and operating performance bonds to be posted during various phases of the contract. The Company utilizes a national surety for the majority of its bonding requirements supplementing the balance with letters of credit through its credit facility.



 7. Income Taxes

    The Company files a consolidated federal income tax return with its subsidiaries. As of December 31, 1994, the Company had federal net operating loss carryforwards of approximately $6.3 million available to offset future taxable income. The net operating loss carryforwards expire in varying amounts from 1999 through 2008.

    The total income tax provision (benefit) has been allocated as follows (in thousands):

                                        1994      1993      1992
                                       ------    ------    ------
      Current                          $  100    $   70    $   36
      Deferred                            --        --        --
                                        -----      ----      ----
        Total income tax provision     $  100    $   70    $   36
                                       ======    ======    ======

    The Company's deferred tax assets (liabilities) were comprised of the following (in thousands):

                                                               December 31,
                                                           1994           1993
                                                         -------        -------
     Assets
     NOL carryforwards                                   $ 2,142        $ 2,618
     Reserves and accrued expenses                           474             98
     Allowance for doubtful accounts                          32             33
                                                         -------        -------
                                                           2,648          2,749
                                                         -------        -------
     Liabilities
     Depreciation                                           (644)          (568)
                                                         -------        -------
     Valuation allowance                                  (2,004)        (2,181)
                                                         -------        -------
       Net deferred tax asset                            $   --         $   --
                                                         =======        =======

    A reconciliation of the provision for income taxes on income at the statutory Federal rate to the total tax provision is as follows (in thousands):

                                                      1994       1993      199Z
                                                     -----      -----      -----
Provision at Federal statutory rate                  $ 445      $  33      $ --
Federal alternative minimum tax
 and state taxes                                       100         70         36
Benefit of NOL carryforwards                          (445)       (33)
                                                     -----      -----      -----
                                                     $ 100      $  70      $  36
                                                     =====      =====      =====

 8. Majority Shareholders and Related Party Transactions

    On March 4, 1992, JWP Inc. (then owner of approximately 34% of the Company's common stock) tendered an offer to acquire the balance of the Company's outstanding shares not already owned by JWP. On June 3, 1992, the Company and JWP executed an Agreement and Plan of Merger (the "Merger Agreement"), whereby the Company would have been acquired by JWP in a stock for stock merger. On July 2, 1992, the Company and JWP mutually agreed to terminate the Merger Agreement without liability to either party. The parties subsequently discontinued discussion with respect to acquisition by JWP of any additional interest in the Company and JWP sold its 34% to Allen and Company Incorporated in 1993. Costs incurred by the Company in conjunction with the proposed JWP transaction were $186,000, which are included as nonrecurring charges in the 1992 statement of operations.



 9. Redeemable Preferred Stock

    The Company paid $63,000 for the scheduled redemption of outstanding 8.25% cumulative convertible preferred stock in 1994 and accrued the redemption of the remaining amount at December 31, 1994 which will be paid in 1995. The remaining balance of $62,000 is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.



10. Stock Options

    In accordance with the Incentive Stock Option Plan adopted June 1982, as restated and amended June 1990, options to purchase 350,000 common shares can be granted to officers and key employees. Options are granted at market value on the date of the grant and become exercisable in part one year from the date of grant and terminate ten years from grant date. Incentive stock options available for grant total approximately 113,000 at December 31, 1994.

    Non-qualified stock options for 34,376 common shares previously granted to an officer of the Company in connection with a contract agreement at or above market price were forfeited in 1994.

    On December 21, 1990, the Board adopted a Non-Qualified Stock Option Plan for directors and senior executives. Options to purchase up to 400,000 shares may be granted under the Plan. Options may be granted at market price on the date of grant and are exercisable beginning one year from date of grant and terminate ten years from date of grant. Non-Qualified Stock Options available for grant total approximately 149,000 at December 31, 1994.

    In connection with the 1990 public offering, the Company issued warrants to purchase 100,000 shares of common stock to the underwriter. The warrants became exercisable one year from the date of the offering at an initial price of $10.35 per share (120% of the public offering price). Pursuant to the warrant agreement and as a result of stock options granted subsequent to the warrant, the warrant shares and per share price have been adjusted to 113,362 and $9.13, respectively, as of December 31, 1994. Such warrants expire in April 1995.

    In August 1992, the Company settled with the landlord of a facility previously utilized in the Rochester, New York Bottle Bill Operations for damages allegedly incurred during the Company's operation of the facility. Such settlement included the issuance of options to purchase 25,000 shares of the Company's common stock at an exercise price of $3 per share exercisable during the period September 3, 1994 through September 3, 1997.

    The following is a summary of incentive and non-qualified stock option activity (shares in thousands):

                                                       Shares     Price Per Share
                                                       ------     ---------------
Outstanding at December 31, 1991                        232        $4.38 - $8.50
Granted                                                  25                $6.88
Exercised
Forfeited                                               (28)
                                                        ---
Outstanding at December 31, 1992                        229        $4.38 - $8.50
Granted
Exercised
Forfeited                                               (42)
                                                        ---
Outstanding at December 31, 1993                        187        $4.38 - $8.50
Granted                                                 346        $3.42 - $5.25
Exercised
Forfeited                                               (44)
                                                        ---
Outstanding at December 31, 1994                        489        $3.42 - $8.50
                                                        ===

Exercisable at December 31, 1994                        268        $3.42 - $8.50
                                                        ===

11. Statement of Cash Flows (Supplemental Disclosures)

    Presented below is a schedule of supplemental cash flow information including noncash investing and financing activities for the periods ended December 31 (in thousands):

                                              1994         1993          1992
                                              ----         ----          ----
Changes in current assets and
liabilities,  net of effects of
discontinued operations:
 Accounts receivable                       $ (1,363)     $    236      $  3,104
 Inventories                                   (202)           43           (62)
 Deposits and prepaid expenses                 (675)          (86)          530
 Accounts payable                             1,287           539          (408)
 Billings in excess of costs and
  estimated earnings on
  uncompleted contracts, net                    489           (28)       (1,822)
 Accrued expenses and
  other liabilities                           1,042        (1,578)          832
 Other                                          --            274           --
                                           --------      --------      --------
                                           $    578      $   (600)     $  2,174
                                           ========      ========      ========

    During 1994, the Company acquired certain equipment through issuance of a $75,000 instalment note payable.



12. Defined Contribution Retirement Plan

    The Company maintains a 401 (k) plan for all eligible full-time employees. Employees can make tax deferred contributions to the plan which the Company matches, at a rate of 25%, up to a total of 6% of the employees' earnings. The Company also makes a discretionary contribution equivalent to l/z% of employee earnings for all active employees at year-end. The Company's contributions vest ratably over a five-year period. The Company's matching contributions were $58,000 and discretionary contributions were $34,000 for 1994. Company contributions were $68,000 and $78,000 for 1993 and 1992, respectively.


13. Major Customers and Industry Segment Information

    The Company views itself as operating within a single industry segment -- waste materials management engaged in recycling and related businesses.

    Sales to the Company's largest customers, as a percentage of consolidated revenues, are as follows (* Less than 10% of consolidated revenues):

                                                    1994        1993      1992
                                                    ----        ----      ----
Commercial Construction Customer A                   *           *         13%
Commercial Construction Customer B                   *           13%       *
Aluminum Recycler                                    *           13%       11%
Glass Recycler                                       10%         10%       *

14. Plastics Division (Discontinued Operations)

    During 1992, the Company decided to close its Roosevelt, New York facility and discontinue its post industrial plastic compounding and extrusion operations. Additionally, the Company entered into a sale of its Polyethylene Terephthalate Polymer Resin ("PET") business which it operated in its Trenton, New Jersey facility. These facilities had combined to form the Company's Plastics Division. As a result of this decision, a reserve of $1,778,000 was established against which $841,000 was charged through December 31, 1992. The remaining amount was paid in 1993.


15. Subsequent Event - Sale of Class Processing Assets

    In February 1995, the Company sold certain equipment used in its glass processing activities for $1,750,000. This transaction resulted in a gain of approximately $690,000 which will be recorded in the first quarter of 1995. In connection with the sale, the Company entered into an Operating and Management Agreement with the buyer pursuant to which the Company will continue operating the assets on behalf of the buyer in exchange for certain fixed and variable fees. The agreement has an initial term of one year, subject to early termination and renewal provisions. Revenues from the glass processing activities for 1994 and 1993 were approximately $4.6 million and $3.7 million, respectively.


16. Subsequent Event - Tender Offer to Purchase the Company's Shares (Unaudited)

    On March 23, 1995, a tender offer was made by a subsidiary of Waste Management, Inc. (the "Purchaser") for the purchase of all of the Company's outstanding shares at a price of $11.50 per share to be paid in cash. The offer was made pursuant to an Agreement and Plan of Merger, dated March 17, 1995, under which the Purchaser is expected to be merged with and into the Company. The accompanying financial statements do not reflect any adjustments that would be required in the event the proposed merger is consummated.

Resource Recycling Technologies, Inc

Financial Statement Schedules
(Amounts in thousands)
--------------------------------------------------------------------------------

                    SCHEDULE 11 - VALUATION AND QUALIFYlNG ACCOUNTS AND RESERVES

            Column A              Column B                  Column C                   Column D           Column E
      ----------------------     ----------      -------------------------------     -------------        --------
                                 Balance at      Charged to           Charged to                           Balance
                                  Beginning       Costs and              Other                            at end of
           Description            of Period       Expenses             Accounts      Deductions (a)        Period
     -----------------------     ----------      ----------           ----------     --------------       ---------
     Allowance for Doubtful
     Account-deducted from
       Accounts Receivable
              1994                  $ 96           $ 51                 $  -             $ 51              $ 96
              1993                   119             96                    -              119                96
              1992                   114             34                    -               29               119


(a) UN collectible accounts written off net of recoveries of $7, $2 and $93 in 1994, 1993 and 1992 respectively


        Reserve for Loss
         on Investment -
          deducted from
           Investments
              1994                   395              -                    -                -               395
              1993                   395              -                    -                -               395
              1992                   262             133                   -                -               395


        Reserve for Loss
         on the disposal
           of Plastics
            Division
              1994                    -               -                    -               -                 -
              1993                   937              -                    -              937                -
              1992                    -            1,778                   -              841               937
